Form 10QSB
period 2004-11-30
MONEY TREE LENDING GROUP, INC.
filed 2005-01-19
CIK 1294605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended November 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                         Commission File No. 000-50815

                        THE MONEY TREE LENDING GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

       Delaware
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


                            3400 Tamiami Trail, #203
                          Port Charlotte, Florida 33952
                    (Address of Principal Executive Offices)

                                  941-764-6767
                           (Issuer's telephone number)

                                Artcraft II Inc.
        650 SE Marine Drive, Vancouver, British Columbia V5S 4R6 (Former
          name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 19, 2005: 100,000 shares of common stock.

                       THE MONEY TREE LENDING GROUP, INC.
                              FINANCIAL STATEMENTS

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended November 30, 2004 are not necessarily indicative of results that may be expected for the year ending May 31, 2005. The financial statements are presented on the accrual basis.

                        THE MONEY TREE LENDING GROUP, INC.
                          (a development stage company)

                              FINANCIAL STATEMENTS







                            AS OF NOVEMBER 30, 2004


THE MONEY TREE LENDING GROUP, INC.
(a development stage company)

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


                       THE MONEY TREE LENDING GROUP, INC.
                          (a development stage company)
                                  BALANCE SHEET
                             As of November 30, 2004


                                     ASSETS



CURRENT ASSETS                                                 November 30, 2004

        Cash                                                       $     (0)
                                                                   --------




                      TOTAL ASSETS                                 $     (0)
                                                                   ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

    Accrued expenses                                               $  1,000
                                                                   --------

                      TOTAL LIABILITIES                               1,000

STOCKHOLDER'S EQUITY

  Preferred Stock - par value $0.001
    10,000,000 shares authorized;
    None issued and outstanding                                           0

  Common Stock - par value $0.001;
    100,000,000 shares authorized;
    100,000 issued and outstanding                                      100

  Additional paid in capital                                              0

  Accumulated Deficit                                                (1,100)
                                                                   --------

  Total stockholder's equity                                         (1,000)
                                                                   --------


                      TOTAL LIABILITIES AND EQUITY                 $     (0)
                                                                   ========



   The accompanying notes are an integral part of these financial statements.


                       THE MONEY TREE LENDING GROUP, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
           For the Quarter ended November 30, 2004, and from inception
                    (June 7, 2004) through November 30, 2004



                                                    Quarter Ended    From Inception to
                                                  November 30, 2004  November 30, 2004
     REVENUE

       Sales                                         $         0           $         0
       Cost of sales                                           0                     0
                                                     -----------           -----------

     GROSS PROFIT                                              0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                     250                 1,100
                                                     -----------           -----------

     NET LOSS                                               (250)               (1,100)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                    0                     0
                                                     -----------           -----------

     ACCUMULATED DEFICIT, ENDING BALANCE             $      (250)          $    (1,100)
                                                     ===========           ===========


NET EARNINGS PER SHARE

      Basic
      Net loss per share                          (Less than .01)

      Basic Weighted Average
      Number of Common Shares Outstanding                100,000







   The accompanying notes are an integral part of these financial statements.

                       THE MONEY TREE LENDING GROUP, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
             From inception (June 7, 2004) through November 30, 2004



                                   SHARES          COMMON STOCK     ACCUMULATED DEFICIT       TOTAL
                                -------------      -------------    -----------------   ------------
Stock issued on acceptance
   Of incorporation expenses
   June 7, 2004                    100,000           $       100         $          0        $    100

Net loss                                                                       (1,100)         (1,100)
                                 ------------       ------------         ---------------   ------------

Total at November 30, 2004         100,000           $       100         $     (1,100)       $ (1,000)
                                 ============       ============         ===============   ============



   The accompanying notes are an integral part of these financial statements.


                       THE MONEY TREE LENDING GROUP, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
             From inception (June 7, 2004) through November 30, 2004





                                                                                  From
CASH FLOWS FROM OPERATING ACTIVITIES                                           Inception
             Net income (loss)                                                   $(1,100)
             Compensation in the form of stock                                       100
             Increases (Decrease) in accrued expenses                              1,000
                                                                                 -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                                              0

CASH FLOWS FROM INVESTING ACTIVITIES

None                                                                                   0

CASH FLOWS FROM FINANCING ACTIVITIES

None                                                                                   0

CASH RECONCILIATION

        Net increase (decrease) in cash                                                0
        Beginning cash balance                                                         0
                                                                                 -------

CASH BALANCE AT END OF PERIOD                                                    $     0
                                                                                 =======






   The accompanying notes are an integral part of these financial statements.

                         THE MONEY TREE LENDING GROUP, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

1. Summary of significant accounting policies:
     ------------------------------------------

Industry - The Money Tree Lending Group, Inc. (the Company), a Company
--------
incorporated in the state of Delaware as of June 7, 2004, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
------------------------------------------------------------------------

Plan of Operation
-----------------

On November 15, 2004, pursuant to a Stock Purchase Agreement and Share Exchange with The Money Tree Lending Group, Inc. (MONEY TREE), a Florida Corporation, and all of the shareholders of MONEY TREE, we acquired one hundred percent (100%) of the issued and outstanding shares of common stock of MONEY TREE in exchange for a total of 25,100,000 shares of our common stock and 5,000,000 shares of our preferred stock which are restricted in accordance with Rule 144 of the 1933 Securities Act. Pursuant to the Agreement, MONEY TREE became our wholly owned subsidiary.

Our primary products are mortgage loans secured by real estate and annuities. The products can be offered across the United States, but at this time, our main focus is on the Florida market. Demand for home loan financing has grown substantially in recent years. We believe that the total United States market for our industry exceeds $560 billion annually in alternative mortgage lending. Of this market, we believe that our target market, consumers who obtain home loan financing from the Internet, comprises more than $240 billion. We believe that the principal factor driving growth in our industry is the dream of home ownership.

We acquire mortgage loans and other financial products from third-party sources on a project-by-project basis. This approach gives us substantial flexibility in terms of production volume and delivery time, significantly reduces our fixed production overhead, and largely eliminates the risk to us of cost overruns in production.

Similarly, we reduce our fixed processing costs by duplicating the functions for our products. Our management team has extensive experience in the origination, processing, closing, funding and delivery of mortgage loans in the secondary market and other financial service products. Philip Sampiere, our President and Chief Executive Officer, has extensive knowledge of our industry and has successfully founded and developed other profitable businesses. Other members of our management team have broad expertise in software and technology, sales and marketing, finance, real estate and mortgage law. They have all contributed to our record of aggressive growth in our core business and of acquiring and integrating companies in related businesses.

We plan to develop strategic alliances and joint ventures with businesses outside of the financial industry to broaden our distribution channels, such as leading media companies that can distribute our products for use on popular and newly developing media formats, including revenue sharing with cable and satellite television operators and Internet service providers. We expect these initiatives to widen the scope of our distribution network, enabling us to reach new customers while supplying our partners and licensees with content.

Results of Operation
--------------------

The Company did not have any operating income from inception (June 7, 2004) through November 30, 2004. For the quarter ended November 30, 2004, the registrant recognized a net loss of $250. Some general and administrative expenses during the year were accrued. Expenses for the quarter were comprised of costs mainly associated with legal and accounting fees.

Liquidity and Capital Resources
-------------------------------

At November 30, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending November 30, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

          (b) Reports of Form 8-K

          On November 12, 2004, the Company filed a Form 8K disclosing a change in control of the Company.

          On November 24, 2004, the Company filed a Form 8K disclosing the Stock Purchase Agreement and Share Exchange with The Money Tree Lending Group, Inc.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                           The Money Tree Lending Group, Inc.

                                           Registrant


Date: January 19, 2005                     By: /s/ Philip A. Sampiere, Jr.
                                           -----------------------------------
                                           PHILIP A. SAMPIERE, JR.
                                           CEO