Form 10QSB
period 2005-02-28
MONEY TREE LENDING GROUP, INC.
filed 2005-04-19
CIK 1294605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended February 28, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                         Commission File No. 000-50815

                        THE MONEY TREE LENDING GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                                 37-1507454
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


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 15, 2005: 25,200,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended February 28, 2005 are not necessarily indicative of results that may be expected for the year ending May 31, 2005. The financial statements are presented on the accrual basis.

                       THE MONEY TREE LENDING GROUP, INC.


                              FINANCIAL STATEMENTS







                             AS OF FEBRUARY 28, 2005



THE MONEY TREE LENDING GROUP, INC.
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


                       THE MONEY TREE LENDING GROUP, INC.
                                  BALANCE SHEET
                             As of February 28, 2005


                                     ASSETS


     CURRENT ASSETS                                                 February 28, 2005
             Cash                                                       $     0

     OTHER ASSETS

             Investment in subsidiary                                    54,250
                                                                        --------

                           TOTAL ASSETS                                 $54,250
                                                                        ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                               $ 1,500
                                                                        --------

                           TOTAL LIABILITIES                              1,500

     STOCKHOLDER'S EQUITY

       Preferred Stock - par value $0.001
         10,000,000 shares authorized;
         None issued and outstanding                                      5,000

       Additional paid in capital - preferred                             5,850

       Common Stock - par value $0.001;
         100,000,000 shares authorized;
         25,200,000 issued and outstanding                               25,200

       Additional paid in capital - common                               18,300

       Accumulated Deficit                                               (1,600)
                                                                        --------

       Total stockholder's equity                                        52,750
                                                                        --------


           TOTAL LIABILITIES AND EQUITY                                 $54,250
                                                                        ========




   The accompanying notes are an integral part of these financial statements.


                       THE MONEY TREE LENDING GROUP, INC.
                             STATEMENT OF OPERATIONS
                  For the Quarter ended February 28, 2005, and
             from inception (June 7, 2004) through February 28, 2005



                                                       Quarter          From Inception to
                                                  February 28, 2005     February 28, 2005

REVENUE                    Sales                     $        0            $        0
                           Cost of sales                      0                     0
                                                     -----------           -----------

     GROSS PROFIT                                             0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                    500                 1,600
                                                     -----------           -----------

     NET LOSS                                              (500)               (1,600)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                   0                     0
                                                     -----------           -----------

     ACCUMULATED DEFICIT, ENDING BALANCE             $     (500)           $   (1,600)
                                                     ===========           ===========


NET EARNINGS PER SHARE


    Net loss per share                           (Less than .01)

    Basic Weighted Average
    Number of Common Shares Outstanding              12,650,000






   The accompanying notes are an integral part of these financial statements.


                       THE MONEY TREE LENDING GROUP, INC.
                STATEMENT OF STOCKHOLDER'S EQUITY From inception
                    (June 7, 2004) through February 28, 2005

                                                        ADD'L                                ADD'L
                            COMMON        COMMON       PAID IN       PREF.       PREF.       PAID IN
                            SHARES        STOCK        CAPITAL      SHARES       STOCK       CAPITAL       DEFICIT        TOTAL
                         -----------   -----------   -----------  -----------  -----------  -----------  -----------   -----------
Stock issued on acceptance
of incorporation expenses
June 7, 2004 at $.001
per share                    100,000   $       100    $        0            0  $         0  $         0  $         0   $       100

Stock issued in share
Exchange agreement
on November 15, 2004 at
$.002 per share           25,100,000        25,100        18,300                                                            43,400

Stock issued in share
Exchange agreement
On November 15, 2004 at
$.002                                                               5,000,000        5,000        5,850                     10,850

Net loss                                                                                                      (1,600)       (1,600)
                         -----------   -----------   -----------  -----------  -----------  -----------  -----------   -----------
Total at Feb. 28, 2005    25,200,000   $   (52,750)   $   18,300    5,000,000  $     5,000  $     5,850  $    (1,600)  $   (52,750)
                         ===========   ===========   ===========  ===========  ===========  ===========  ===========   ===========






   The accompanying notes are an integral part of these financial statements.


                       THE MONEY TREE LENDING GROUP, INC.
                             STATEMENT OF CASH FLOWS
                  For the Quarter ended February 28, 2005, and
            from inception (June 7, 2004) through February 28, 2005


                                                                                  From
CASH FLOWS FROM OPERATING ACTIVITIES                      February 28, 2005     Inception
             Net income (loss)                               $    (500)          $(1,600)
             Compensation in the form of stock                       0               100
             Increases (Decrease) in accrued expenses              500             1,500
                                                             ---------           -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                            0                 0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                         0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                         0                 0

CASH RECONCILIATION

        Net increase (decrease) in cash                              0                 0
        Beginning cash balance                                       0                 0
                                                             ---------           -------

CASH BALANCE AT END OF PERIOD                                $       0           $     0
                                                             =========           =======


   The accompanying notes are an integral part of these financial statements.

                       THE MONEY TREE LENDING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:
     ------------------------------------------

Industry - The Money Tree Lending Group, Inc. (the Company), formerly known as
--------
Artcraft II, Inc., was incorporated in the state of Delaware as of June 7, 2004. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

The Company has located a merger candidate and on November 15, 2004 entered into a stock purchase and share exchange agreement as noted in footnote #8 for a 100% interest in The Money Tree Lending Group, Inc. (the Subsidiary), a Florida corporation.

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

The Company's President is also the President of the subsidiary and represent common ownership.

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

8.   Stockholder's Equity:
     --------------------

PREFERRED STOCK includes 10,000,000 shares authorized at a par value of $0.001, of which 5,000,000 shares have been issued.

On November 15, 2004 the Company issued 5,000,000 preferred shares in a stock purchase and share exchange agreement for a 100% interest in The Money Tree Lending Group, Inc., a Florida corporation, along with the issuance of 25,100,000 common shares. The equity value of the subsidiary was $54,200 at the time of purchase.

COMMON STOCK includes 100,000,000 shares authorized at a par value of $0.001, of which 25,200,000 have been issued.

On November 15, 2004 the Company issued 25,100,000 common shares in a stock purchase and share exchange agreement for a 100% interest in The Money Tree Lending Group, Inc., a Florida corporation, Along with 5,000,000 preferred shares. The equity value of the subsidiary was $54,000 at the time of purchase.

Upon incorporation 100,000 common shares of stock have been issued for the amount of $100 on June 7, 2004 in acceptance of the incorporation expenses for the Company.

9.   Required Cash Flow Disclosure for Interest and Taxes Paid:
     ---------------------------------------------------------

The company has paid no amounts for federal income taxes and interest. The Company issued 100,000 common shares of stock to its former sole shareholder in acceptance of the incorporation expenses for the Company. The Company issued 25,100,000 common shares as compensation for services.

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

11.  Change In Control:
     -----------------

On November 8, 2004, the Company's sole shareholder entered into a Stock Purchase Agreement whereby 100% of the Company's stock was acquired by a new shareholder. The former shareholder resigned as Director, President, Chief Executive Officer, Chief Financial Officer and Secretary. The resignation was not a result of any disagreement with the Company. The purchasing shareholder was appointed with these duties.

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

Results of Operation
--------------------

The Company did not have any operating income from inception (June 7, 2004) through February 28, 2005. For the quarter ended February 28, 2005, the registrant recognized a net loss of $1,600. Some general and administrative expenses during the year were accrued. Expenses for the quarter were comprised of costs mainly associated with legal and accounting fees.

Liquidity and Capital Resources
-------------------------------

At February 25, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending February 28, 2005, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                                           The Money Tree Lending Group, Inc.

                                           Registrant


Date: April 19, 2005                       By: /s/ Philip A. Sampiere, Jr.
                                           -----------------------------------
                                           PHILIP A. SAMPIERE, JR.
                                           CEO